Form 10-K
period 2006-12-31
ABN AMRO MORTGAGE CORP SERIES 1999-RSI
filed 2007-06-11
CIK 1091360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________


Commission file number  001-15195


       ABN AMRO Mortgage Corp, Resecuritization Pass-Through Certificates,
                                 Series 1999-RS1
-------------------------------------------------------------------------------
           (Exact name of issuing entity as specified in its charter)


               AAMC, Inc. (formerly ABN AMRO Mortgage Corporation)
-------------------------------------------------------------------------------
              (Exact name of depositor as specified in its charter)


          New York                                  16-1622970 and 16-162297
----------------------------------             ---------------------------------
(State of Organization of Issuing Entity)      (I.R.S. Employer Identification
                                                       Number of Issuing Entity)

181 West Madison Street, Chicago, IL                        60602
------------------------------------           ---------------------------------
(Address of Principal Executive                           (Zip Code)
          Offices of Issuing Entity)


Issuing Entity's telephone number, including area code (248) 643-2530

Securities Registered pursuant to Section 12(b) of the Exchange Act:
Class B-2 Certificates / New York Stock Exchange (delisted on June 27, 2006) and Class B-3 Certificates / New York Stock Exchange.

Securities Registered pursuant to Section 12(g) of the Act:    None

Indicate  by check mark if  the registrant is a  well-known seasoned  issuer, as
defined in Rule 405 of the Securities Act.   [ ] Yes   [X] No

Indicate by  check  mark if  the  registrant is  not  required to  file  reports
pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes   [X] No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No (See "Part II, Item 9B. Other Information" below)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [X]   [Item 405 of Regulation S-K is not applicable.]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   [ ] Yes   [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second
fiscal quarter.   [Not applicable.]

                    Documents Incorporated by Reference: None

                                      * * *

     This Annual Report on Form 10-K (the "Report") is filed with respect to the Trust Fund entitled ABN AMRO Mortgage Corp, Resecuritization Pass-Through Certificates, Series 1999-RS1 (the "Trust Fund") formed pursuant to the Pooling Agreement, dated as of July 1, 1999, between ABN AMRO Mortgage Corporation, as depositor, and The Bank of New York (successor to JPMorgan Chase Bank, N.A., successor to Bank One Trust Company, N.A., successor to The First National Bank of Chicago), as trustee (the "Trustee"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Securities and Exchange Commission or its staff to other companies in similar circumstances; in particular, the exemptive order granted to Citicorp Mortgage Securities, Inc. (May 21, 1987) and the relief granted to Merrill Lynch Depositor, Inc. (March 28, 2003) (collectively, the "Relief Letters").

                                     PART I

The following items have been omitted in reliance on the Relief Letters:

Item 1.   Business
Item 1A.  Risk Factors
Item 2.   Properties

Item 1B.  Unresolved Staff Comments

None

Item 3.   Legal Proceedings

     There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee or, to the knowledge of the trustee, the depositor, was a party, or of which any of their respective properties was the subject during the fiscal year covered by this Report, other than ordinary routine litigation incidental to the duties of the Trust Fund, the Trustee or the depositor, nor is the Trustee aware of any such proceedings contemplated by governmental authorities.

Item 4.   Submission of Matters to a Vote of Security Holders

None.


                                     PART II


The following items have been omitted in reliance on the Relief Letters:

Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a)  Item 201 of Regulation S-K:

               a. Market Information:  The Class B-3 Certificates are currently listed on The New York Stock Exchange. There is, however, no established public trading market for the Certificates.

               b. Holders: Class A, approximately one (1) holder; Class B-3, approximately nine (9) holders; Class R, approximately one (1) holder.

               c. Dividends:  Not applicable.  See the Relief Letters.
                  (Information as to distributions to Certificateholders is provided in the issuing entity's monthly filings on Form 8-K).

               d. Securities Authorized for Issuance under Equity Compensation
                  Plans:  Not applicable.

          (b)  Item 701 of Regulation S-K:  Not applicable.
          (c)  Rule 463 of the Securities Act:  Not applicable.
          (d)  Item 703 of Regulation S-K:  None.

Item 9. Changes in Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Not applicable.

Item 9B.  Other Information

On March 1, 2007, Citigroup Inc. ("Citigroup") acquired ABN AMRO Mortgage Corporation ("AAMC") from LaSalle Bank Corporation ("LaSalle") as part of a larger acquisition of the residential mortgage loan origination and servicing business of ABN AMRO Mortgage Group.

In April 2007, Citigroup learned that the Class B-3 Certificates issued in the Series 1999-RS1 transaction are currently listed on the New York Stock Exchange. Citigroup promptly sought information from LaSalle and the current Series 1999-RS1 trustee, The Bank of New York ("BNY"), regarding past and ongoing compliance with reporting obligations under the Securities Exchange Act of 1934, but it was determined that no Exchange Act reports were being filed for Series 1999-RS1. The Series 1999-RS1 pooling and servicing agreement requires the trustee to file any required Exchange Act reports unless otherwise notified by AAMC. LaSalle has confirmed that AAMC did not at any time notify the current Series 1999-RS1 trustee or any predecessor trustee to refrain from making such filings.

Citigroup has since instructed BNY to commence timely filing for the Series 1999-RS1 transaction beginning with the March 2007 monthly report due in April 2007, and to file the delinquent monthly reports beginning with the January 2006 monthly report. Each of these monthly reports was filed on a Form 8-K report on or before May 30, 2007 under the Central Index Key (CIK) number (0001091360) for the Series 1999-RS1 transaction.


                                    PART III


The following items have been omitted in reliance on the Relief Letters:

Item 10.  Directors, Executive Officers and Corporate Governance
Item 11.  Executive Compensation
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          (a)  Item 201(d) of Regulation S-K:  Not applicable.
          (b) Item 403 of Regulation S-K: Omitted in reliance on the Relief Letters.

Item 14.  Principal Accountant Fees and Services

Not applicable.

                                     PART IV

Item 15.  Exhibits and Financial Statements and Schedules

          (a)(1)  Not applicable.

          (a)(2)  Not applicable.

          (a)(3)  Exhibits

Exhibit
Number      Description
---------   -----------------------------------------------------------------
4.1         Pooling Agreement, dated as of July 1, 1999, incorporated by reference from the Issuing Entity's Current Report on Form 8-K filed with the Commission on August 13, 1999

4.1 Pooled Securities Purchase Agreement, dated as of July 1, 1999, incorporated by reference from the Issuing Entity's Current Report on Form 8-K filed with the Commission on August 13, 1999

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated June 5, 2007

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ABN AMRO Mortgage Corp, Resecuritization Pass-Through Certificates, Series 1999-RS1

                           By: The Bank of New York, as successor to JPMorgan Chase Bank, N.A., successor to Bank One Trust Company, NA, successor to The First National Bank of Chicago, not in its individual capacity but solely as Trustee under the Agreement referred to herein


                    By:    /s/ Marion E. O'Connor
                           ----------------------------

                    Name:  Marion E. O'Connor
                    Title: Assistant Vice President

                    Date:  June 11, 2007

                                INDEX TO EXHIBITS


Exhibit Number    Description
--------------    -----------------------------------------------------------
4.1               Pooling Agreement, dated as of July 1, 1999, incorporated
                  by reference from the Issuing Entity's Current Report on Form 8-K filed with the Commission on August 13, 1999

4.1 Pooled Securities Purchase Agreement, dated as of July 1, 1999, incorporated by reference from the Issuing Entity's Current Report on Form 8-K filed with the Commission on August 13, 1999

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated June 5, 2007

                                  EXHIBIT 31.1
                                 --------------
                             SOX 302 CERTIFICATION

I, Patrick Tadie, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution reports filed in respect of periods included in the year covered by this annual report, of ABN AMRO Mortgage Corp., Resecuritization Pass-Through Certificates, Series 1999-RS1 ("AAMC Series 1999-RS1");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be included by the trustee in these reports pursuant to the pooling agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the trustee under the pooling agreement and based upon my knowledge, and except as disclosed in the reports, the trustee has fulfilled its obligations under that agreement.


June 5, 2007

                                        By:     /s/ Patrick Tadie
                                                -------------------------
                                        Name:   Patrick Tadie
                                        Title:  Managing Director